Form 10-Q
period 2026-02-28
CYBRIATECH INC
filed 2026-04-08
CIK 2072184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-287896

CYBRIATECH INC.

(Exact name of registrant as specified in its charter)

Nevada	8742	93-4907746
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification No.)

B2, 6/F, Phase-2 Hang Fung Industrial Building

2G, Hok Yuen Street, Hung Hom, Kowloon

Hong Kong

+852-5200-2885

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 8, 2026
Common Stock: $0.0001	6,000,000

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CYBRIATECH INC.

BALANCE SHEETS

	As of February 28, 2026 (Unaudited)	As of November 30, 2025 (Audited)

Assets
Current Assets
Cash	$2,571	$1,185
Prepaid Expenses	873	449
Rent Deposits	2,000	2,000
Total Current Assets	5,444	3,634

Non-Current Assets
Right-of-use assets - operating lease	5,970	8,928
Total Non-Current Assets	5,970	8,928

Total Assets	$11,414	$12,562

Liabilities
Current Liabilities
Other Payables - Related Party	16,843	11,843
Accrued Expenses	20,000	22,000
Deferred Revenue	2,569	–
Lease liability - Current	4,970	8,928
Total Current Liabilities	44,382	42,771

Non-Current Liabilities	–	–

Total Liabilities	$44,382	$42,771

Stockholders' Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding	600	600
Accumulated deficit	(33,568)	(30,809)
Total Stockholders’ Deficit	(32,968)	(30,209)

Total Liabilities and Stockholders’ Deficit	$11,414	$12,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended February 28, 2026	For the Three Months ended February 28, 2025

Revenue, net	$12,431	$15,667
Cost of revenue	–	–
Gross profit	12,431	15,667

Operating Expenses
Advertising and marketing expenses	–	–
General and administrative expenses	15,190	16,368
Total operating expenses	15,190	16,368

Loss before income tax expenses	(2,759)	(701)

Income tax expense	–	–

Net loss	$(2,759)	$(701)

Other comprehensive income/(loss)	–	–

Comprehensive loss	$(2,759)	$(701)

Net income per share-Basic and diluted	$0.00	$0.00

Weighted average number of ordinary shares	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2025	6,000,000	$600	$–	$(30,809)	$(30,209)

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	(2,759)	(2,759)

Balance as of February 28, 2026	6,000,000	$600	$–	$(33,568)	$(32,968)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2024	6,000,000	$600	$–	$753	$1,353

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	(701)	(701)

Balance as of February 28, 2025	6,000,000	$600	$–	$52	$652

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended February 28, 2026	For the Three Months ended February 28, 2025
Cash Flows From Operating Activities
Net loss	$(2,759)	$(701)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of right-of-use assets	2,958	–
Changes in operating assets and liabilities:
Accounts Receivable	–	(5,667)
Prepaid Expenses	(424)	–
Accrued Expenses	(2,000)	11,333
Deferred Revenue	2,569	–
Lease Liabilities	(3,958)	–
Net cash provided by/(used in) operating activities	(3,614)	4,965

Cash Flows From Financing Activities
Other Payables - Related Party	5,000	–
Net cash provided by/(used in) financing activities	5,000	–

Net change in cash	1,386	4,965
Cash, beginning of period	1,185	9,863
Cash, end of period	$2,571	$14,828

Supplemental cash flow information
Cash paid for interest expense	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

Note 1 – Organization and Business Background

Cybriatech Inc., a Nevada corporation, (“the Company”) was incorporated under the laws of the State of Nevada on December 15, 2023. Cybriatech Inc. is headquartered in Hong Kong. The Company provides marketing consulting services to customers in Asia.

The Company’s executive office is located at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The company incurred a loss of $2,759 for the three months ended February 28, 2026 resulting in accumulated deficit of $33,568 and a working capital deficit of $38,938. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ending November 30, 2026.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the period reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off.

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from service related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's condensed financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts.

The Company provides marketing consulting services to businesses on a fixed-price basis. Revenue is recognized when services are provided over the period of service agreement. In certain instances, the Company also determines whether it acts as a principal or as an agent in a transaction. For services sourced through third-party exchanges, our accounting analysis for principal versus agent follows the two-step evaluation prescribed in ASC 606-10-55-36A to evaluate the nature of our promise and conclude whether we are the principal or agent:

1. Identify the specified good(s) or service(s) provided to the customer (i.e., distinct good(s) or service(s)); and

2. Determine if CybriaTech controls each specified good or service before that good or service is transferred to the customer.

Step 1 - Identify the specified good(s) or service(s)

ASC 606-10-55-36 indicates that an entity must determine whether it is a principal or an agent for each specified good or service promised to the customer. As noted in BC24 of ASU 2016-08, “The principal versus agent considerations relate to the application of Step 2 of the revenue recognition model—identify the performance obligations in the contract. Appropriately identifying the good or service to be provided is a critical step in appropriately identifying whether the nature of an entity’s promise is to act as a principal or an agent.”

In determining the specified goods or services provided to our customers, we considered the nature of our promise to customers, the customers’ perspectives and expectations, and our contract with customers. The contracts with customers specify that we will provide consulting services to the client for the purpose of marketing and advertising activities. The client will pay CybriaTech for the fees incurred on a fixed basis. There is an identified service provided to the customer.

Step 2 - Determine if Cybriatech controls each specified good or service

In accordance with ASC 606-10-55-37, an entity is a principal if it controls the specific good or service before that good or service is transferred to a customer. The guidance further states that an entity that is a principal may satisfy its performance obligation to provide the specified good or service itself or may engage another party to satisfy some or all of the performance obligation on its behalf.

In accordance with ASC 606-10-55-38 an entity is an agent if the entity’s performance obligation is to arrange for the provision of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party. An entity’s fee or commission might be the net amount of consideration that the entity retains after paying the other party the consideration received in exchange for the goods or services to be provided by that party.

ASC 606-10-55-39 sets forth the following indicators of an entity that controls the specified good or service before it is transferred to the customer and is therefore a principal:

a. The entity is primarily responsible for fulfilling the promise to provide the specified good or service. This typically includes responsibility for the acceptability of the specified good or service (for example, primary responsibility for the good or service meeting customer specifications).

Cybriatech is primarily responsible to the customer for projects and services related to market and advertising. Cybriatech contracts directly with the buyer and is viewed by the buyer as the sole party responsible for fulfilling the buyer’s request. No other party contracts with the buyer or is obligated to satisfy or fulfill the buyer’s request. Cybriatech considers this relationship critical in understanding the fulfillment obligations and expectations of the buyer.

b. The entity carries the risk before the specified good or service has been transferred to a customer or after the transfer of control to the customer.

Cybriatech holds the risk of the specified good or service prior to transfer to the customer.

c. The entity has discretion in establishing the price for the specified good or service.

Cybriatech is solely responsible for and has latitude to establish the prices charged to the customer.

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in all transactions.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers.

Lease

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 applies to all entities that enter into leases. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company adopted ASU 2016-02 during the year ended November 30, 2024. ASU 2016-02 contains certain practical expedients, which the Company has elected. The Company has elected to exempt all leases that qualify as short-term leases (leases not longer than 12 months).

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 6 – Operating Lease.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of February 28, 2026, 2025 tax year generally remain subject to examination by federal and state authorities.

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4 – Related Party Transactions

As of February 28, 2026, the sole director of the Company, Hongyan Yu advanced $15,000 to the Company for its operation use, and also paid $1,843 on behalf of the Company for its incorporation costs and other miscellaneous fees, which are unsecured and non-interest bearing and are repayable on demand. The amount is recorded in the current liabilities section of the balance sheet.

As of February 28, 2026, the Company accrued a salary compensation of $20,000 for CEO services provided by Hongyan Yu. The amount is recorded in the current liabilities section of the balance sheet.

Note 5 – Equity

Common Shares

As of February 28, 2026, the Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. All shares have equal voting rights, are non-assessable, and have one vote per share.

On September 23, 2024, the Company issued Hongyan Yu 6,000,000 shares of common stock of the Company at par value of $0.0001 per share for a total value of $600, for the incorporation cost paid by Hongyan Yu.

As of February 28, 2026 and November 30, 2025, the Company has 6,000,000 and 6,000,000 shares, respectively, of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2024, the Company entered into an office lease for an office at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong. The lease was renewed in September 2025 till September 2026. Since the Company intends to maintain the lease for more than twelve months, the Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use (“ROU”) assets based on the present value of the minimum rental payments of such lease during the three months ended February 28, 2026.

The Company's lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company benchmarked itself against other companies of similar credit ratings and comparable credit quality and derived an incremental borrowing rate to discount each of its lease liabilities based on the remaining lease terms.

ROU assets at February 28, 2026 and 2025 were $5,970 and $5,963, respectively. Short-term and long-term operating lease liabilities were $4,970 and $0 at February 28, 2026, respectively. Short-term and long-term operating lease liabilities were $5,963 and $0 at February 28, 2025, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Lease expenses
Operating lease expenses	$3,000	$3,000
Short-term lease expenses	–	–
Total lease cost	$3,000	3,000
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	3,000	3,000
Weighted-average remaining lease term (in years):
Operating lease	0.50	0.50
Weighted-average discount rate:
Operating lease	3.0%	3.0%

Future minimum lease payments required under operating lease are as follows:

Twelve months ending February 28, 2026	6,000
Total payments	$6,000

Note 7 – Income Tax

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. U.S. federal income tax rate is 21.0%.

The federal and state income tax provision (benefit) for the three months ended February 28, 2026 and 2025 are summarized as follows:

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Current:
Federal	$–	$–
State	–	–
Total current	$–	$–
Deferred
Federal	$–	$–
State	–	–
Total deferred	–	–
Income tax provision	$–	$–

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.

Note 8 – Major Customers and Concentration of Credit Risk

For the three months ended February 28, 2026 and 2025, one and two customers accounted for 100% and 100%, respectively, of the Company’s total revenues.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three months ended February 28, 2026 and 2025, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of February 28, 2026 and 2025.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to February 28， 2026 to the date these condensed financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenue

For the three months ended February 28, 2026, the Company generated revenue in the amount of $12,431. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

For the three months ended February 28, 2025, the Company generated revenue in the amount of $15,667. The revenue was generated as a result of the Company having provided marketing consulting services to two customers.

General and Administrative Expenses

For the three months ended February 28, 2026, the Company had general and administrative expenses in the amount of $15,190. These were primarily comprised of office rent expense, and auditing fees.

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $16,368. These were primarily comprised of office rent expense, auditing fees, and website expense.

Net Loss

Our net loss for the three months ended February 28, 2026, was $2,759. Our net loss for the three months ended February 28, 2025, was $701.

Cash Provided by Operating Activities

During the three months ended February 28, 2026, net cash used in operating activities was $3,614. For the three months ended February 28, 2026, cash used in operating activities was mainly attributable to an increase in prepaid expenses and decrease in lease liabilities and in other payables – non-related party.

During the three months ended February 28, 2025, net cash provided by operating activities was $4,965. For the three months ended February 28, 2025, cash provided by operating activities was mainly attributable to an increase in accounts receivable.

Cash Provided by Financing Activity

During the three months ended February 28, 2026, net cash provided by financing activities was $5,000. Our sole officer and director, Hongyan Yu, advanced $5,000 to the Company for its payment of expenses.

During the three months ended February 28, 2025, net cash provided by financing activities was $0.

Liquidity and Capital Resources

Our cash and cash equivalents are $2,571 as of February 28, 2026. We estimate that, assuming that we will not have any new clients or new contracts with our existing clients, the minimum period of time that the Company will be able to conduct current level of operations using currently available capital resources are approximately half month, based on our estimate of the Company’s operating expenses around $5,000 each month which mainly consists of the lease expense and general and administrative expense.

Management plans to fund operations of the Company through advances from existing shareholders, private placement of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, operating income, and further issues of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditure relating to: (i) developmental expenses associated with our AI development tool; (ii) marketing expenses; and (iii) expenses for maintaining the Company as a publicly reporting company. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong.

CYBRIATECH INC.

April 8, 2026	By: /s/ Hongyan Yu
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

