Form 10-Q
period 2026-05-31
CYBRIATECH INC
filed 2026-07-10
CIK 2072184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 10, 2026
Common Stock: $0.0001	6,000,000

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CYBRIATECH INC.

BALANCE SHEETS

	As of May 31, 2026 (Unaudited)	As of November 30, 2025 (Audited)

Assets
Current Assets
Cash	$14,349	$1,185
Prepaid Expenses	1,542	449
Rent Deposits	2,000	2,000
Total Current Assets	17,891	3,634

Non-Current Assets
Right-of-use assets - operating lease	2,994	8,928
Total Non-Current Assets	2,994	8,928

Total Assets	$20,885	$12,562

Liabilities
Current Liabilities
Other Payables - Related Party	$17,843	$11,843
Accrued Expenses	20,000	22,000
Deferred Revenue	2,320	–
Lease liability - Current	4,994	8,928
Total Current Liabilities	45,157	42,771

Non-Current Liabilities	–	–

Total Liabilities	$45,157	$42,771

Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding	$600	$600
Accumulated deficit	(24,872)	(30,809)
Total Stockholders’ Deficit	(24,272)	(30,209)

Total Liabilities and Stockholders’ Deficit	$20,885	$12,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025

Revenue, net	$15,249	$9,000	$27,680	$24,667
Cost of revenue	–	–	–	–
Gross profit	15,249	9,000	27,680	24,667

Operating Expenses
Advertising and marketing expenses	–	–	–	–
General and administrative expenses	6,553	20,598	21,743	36,996
Total operating expenses	6,553	20,598	21,743	36,996

Net income/(loss) before income tax expenses	8,696	(11,598)	5,937	(12,299)

Income tax expense	–	158	–	158

Net Income/(loss)	$8,696	$(11,756)	$5,937	$(12,457)

Other comprehensive income/(loss)	–	–	–	–

Comprehensive income/(loss)	$8,696	$(11,756)	$5,937	$(12,457)

Net income per share-Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of ordinary shares	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2025	6,000,000	$600	$–	$(30,809)	$(30,209)

Net Loss	–	–	–	(2,759)	(2,759)

Balance as of February 28, 2026	6,000,000	$600	$–	$(33,568)	$(32,968)

Net Income	–	–	–	8,696	8,696

Balance as of May 31, 2026	6,000,000	$600	$–	$(24,872)	$(24,272)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2024	6,000,000	$600	$–	$753	$1,353

Net Loss	–	–	–	(701)	(701)

Balance as of February 28, 2025	6,000,000	$600	$–	$52	$652

Net Loss	–	–	–	(11,756)	(11,756)

Balance as of May 31, 2025	6,000,000	$600	$–	$(11,704)	$(11,104)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended May 31, 2026	For the Six Months ended May 31, 2025
Cash Flows From Operating Activities
Net income/(loss)	$5,937	$(12,457)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of right-of-use assets	5,934	–
Changes in operating assets and liabilities:
Accounts Receivable	–	(5,667)
Prepaid Expenses	(1,093)	(2,842)
Accrued Expenses	(2,000)	18,833
Deferred Revenue	2,320	–
Lease Liabilities	(3,934)	–
Net cash provided by/(used in) operating activities	$7,164	$(2,133)

Cash Flows From Financing Activities
Other Payables - Related Party	$6,000	$–
Net cash provided by/(used in) financing activities	$6,000	$–

Net change in cash	13,164	(2,133)
Cash, beginning of period	1,185	9,863
Cash, end of period	$14,349	$7,730

Supplemental cash flow information
Cash paid for interest expense	$–	$–
Cash paid for taxes	$–	$500

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

The Company’s executive office is located at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The company incurred an accumulated deficit of $24,872 and a working capital deficit of $27,266 as of May 31, 2026. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the year ending November 30, 2026.

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

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from service related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company’s condensed financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of May 31, 2026, 2025 tax year generally remain subject to examination by federal and state authorities.

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

Note 4 – Related Party Transactions

As of May 31, 2026, the sole director of the Company, Hongyan Yu advanced $16,000 to the Company for its operation use, and also paid $1,843 on behalf of the Company for its incorporation costs and other miscellaneous fees, which are unsecured and non-interest bearing and are repayable on demand. The amount is recorded in the current liabilities section of the balance sheet.

As of May 31, 2026, the Company accrued a salary compensation of $20,000 for CEO services provided by Hongyan Yu. The amount is recorded in the current liabilities section of the balance sheet.

Note 5 – Equity

Common Shares

As of May 31, 2026, the Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. All shares have equal voting rights, are non-assessable, and have one vote per share.

On September 23, 2024, the Company issued Hongyan Yu 6,000,000 shares of common stock of the Company at par value of $0.0001 per share for a total value of $600, for the incorporation cost paid by Hongyan Yu.

As of May 31, 2026 and November 30, 2025, the Company has 6,000,000 and 6,000,000 shares, respectively, of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2024, the Company entered into an office lease for an office at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong. The lease was renewed in September 2025 till September 2026. Since the Company intends to maintain the lease for more than twelve months, the Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use (“ROU”) assets based on the present value of the minimum rental payments of such lease during the three months ended May 31, 2026.

The Company’s lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company benchmarked itself against other companies of similar credit ratings and comparable credit quality and derived an incremental borrowing rate to discount each of its lease liabilities based on the remaining lease terms.

ROU assets at May 31, 2026 and 2025 were $2,994 and $2,993, respectively. Short-term and long-term operating lease liabilities were $4,994 and $0 at May 31, 2026, respectively. Short-term and long-term operating lease liabilities were $2,993 and $0 at May 31, 2025, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025
Lease expenses
Operating lease expenses	$3,000	$3,000	$6,000	$6,000
Short-term lease expenses	–	–	–	–
Total lease cost	$3,000	3,000	$6,000	6,000
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	3,000	3,000	6,000	6,000
Weighted-average remaining lease term (in years):
Operating lease	0.25	0.25	0.25	0.25
Weighted-average discount rate:
Operating lease	3.0%	3.0%	3.0%	3.0%

Future minimum lease payments required under operating lease are as follows:

Twelve months ending May 31, 2027	3,000
Total payments	$3,000

Note 7 – Income Tax

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. U.S. federal income tax rate is 21.0%.

The federal and state income tax provision (benefit) for the three and six months ended May 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025
Current:
Federal	$–	$158	$–	$158
State	–	–	–	–
Total current	–	158	–	158
Deferred
Federal	–	–	–	–
State	–	–	–	–
Total deferred	–	–	–	–
Income tax provision	$–	$158	$–	$158

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards.

Note 8 – Major Customers and Concentration of Credit Risk

For the three months ended May 31, 2026 and 2025, one and one customers accounted for 100% and 100%, respectively, of the Company’s total revenues. For the six months ended May 31, 2026 and 2025, one and three customers accounted for 100% and 100%, respectively, of the Company’s total revenues.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three and six months ended May 31, 2026 and 2025, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of May 31, 2026 and 2025.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to May 31, 2026 to the date these condensed financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operations

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

For the Three Months Ended May 31, 2026 and 2025:

Revenues

For the three months ended May 31, 2026, the Company generated revenue in the amount of $15,249. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

For the three months ended May 31, 2025, the Company generated revenue in the amount of $9,000. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

General and Administrative Expenses

For the three months ended May 31, 2026, the Company had general and administrative expenses in the amount of $6,553. These were primarily comprised of office rent expense, and auditing fees.

For the three months ended May 31, 2025, the Company had general and administrative expenses in the amount of $20,598 . These were primarily comprised of office rent expense, auditing fees, and website expense.

Net Income/(Loss)

Our net income for the three months ended May 31, 2026, was $8,696. Our net loss for the three months ended May 31, 2025, was $11,756.

For the Six Months Ended May 31, 2026 and 2025:

Revenues

For the six months ended May 31, 2026, the Company generated revenue in the amount of $27,680. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

For the six months ended May 31, 2025, the Company generated revenue in the amount of $24,667. The revenue was generated as a result of the Company having provided marketing consulting services to three customers.

General and Administrative Expenses

For the six months ended May 31, 2026, the Company had general and administrative expenses in the amount of $21,743. These were primarily comprised of office rent expense, and auditing fees.

For the six months ended May 31, 2025, the Company had general and administrative expenses in the amount of $36,966. These were primarily comprised of office rent expense, auditing fees, and website expense.

Net Income/(Loss)

Our net income for the six months ended May 31, 2026 was $5,937. Our net loss for the six months ended May 31, 2025 was $12,457.

Cash Provided by/(Used in) Operating Activities

During the six months ended May 31, 2026, net cash provided by operating activities was $7,164. For the six months ended May 31, 2026, cash provided by operating activities was mainly attributable to the net income, decrease in amortization of right-of-use assets and increase in deferred revenue.

During the six months ended May 31, 2025, net cash used in operating activities was $2,133. For the six months ended May 31, 2025, cash used in operating activities was mainly attributable to the net loss, increase in account receivable, decrease in lease liability and decrease in accrue expense.

Cash Provided by Financing Activity

During the six months ended May 31, 2026, net cash provided by financing activities was $6,000. Our sole officer and director, Hongyan Yu, advanced $6,000 to the Company for its payment of expenses.

During the six months ended May 31, 2025, net cash provided by financing activities was $0.

Liquidity and Capital Resources

Our cash and cash equivalents are $14,349 as of May 31, 2026. We estimate that, assuming that we will not have any new clients or new contracts with our existing clients, the minimum period of time that the Company will be able to conduct current level of operations using currently available capital resources are approximately three months, based on our estimate of the Company’s operating expenses around $3,000 each month which mainly consists of the lease expense and general and administrative expense.

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended May 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong.

CYBRIATECH INC.

July 10, 2026	By: /s/ Hongyan Yu
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

