Form 10-Q
period 2026-08-31
CYBRIATECH INC
filed 2026-10-13
CIK 2072184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 13, 2026
Common Stock: $0.0001	6,000,000

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CYBRIATECH INC.

BALANCE SHEETS

	As of August 31, 2026 (Unaudited)	As of November 30, 2025 (Audited)

Assets
Current Assets
Cash	$11,549	$1,185
Prepaid Expenses	342	449
Rent Deposits	2,000	2,000
Total Current Assets	13,891	3,634

Non-Current Assets
Right-of-use assets - operating lease	–	8,928
Total Non-Current Assets	–	8,928

Total Assets	$13,891	$12,562

Liabilities
Current Liabilities
Other Payables - Related Party	17,843	$11,843
Accrued Expenses	20,659	22,000
Lease liability - Current	5,000	8,928
Total Current Liabilities	43,502	42,771

Non-Current Liabilities	–	–

Total Liabilities	$43,502	$42,771

Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding	600	600
Accumulated deficit	(30,211)	(30,809)
Total Stockholders’ Deficit	(29,611)	(30,209)

Total Liabilities and Stockholders’ Deficit	$13,891	$12,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended August 31, 2026	For the Three Months ended August 31, 2025	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025

Revenue, net	$2,320	$9,000	$30,000	$33,667
Cost of revenue	–	–	–	–
Gross profit	2,320	9,000	30,000	33,667

Operating Expenses
Advertising and marketing expenses	–	–	–	–
General and administrative expenses	7,659	20,552	29,402	57,676
Total operating expenses	7,659	20,552	29,402	57,676

Net income/(loss) before income tax expenses	(5,339)	(11,552)	598	(24,009)

Income tax expense	–	–	–	–

Net Income/(loss)	$(5,339)	$(11,552)	$598	$(24,009)

Other comprehensive income/(loss)	–	–	–	–

Comprehensive income/(loss)	$(5,339)	$(11,552)	$598	$(24,009)

Net income per share-Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2025	6,000,000	$600	$–	$(30,809)	$(30,209)

Net Loss	–	–	–	(2,759)	(2,759)

Balance as of February 28, 2026	6,000,000	$600	$–	$(33,568)	$(32,968)

Net Income	–	–	–	8,696	8,696

Balance as of May 31, 2026	6,000,000	$600	$–	$(24,872)	$(24,272)

Net Loss	–	–	–	(5,339)	(5,339)

Balance as of August 31, 2026	6,000,000	$600	$–	$(30,211)	$(29,611)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance as of November 30, 2024	6,000,000	$600	$–	$753	$1,353

Net Loss	–	–	–	(701)	(701)

Balance as of February 28, 2025	6,000,000	$600	$–	$52	$652

Net Loss	–	–	–	(11,756)	(11,756)

Balance as of May 31, 2025	6,000,000	$600	$–	$(11,704)	$(11,104)

Net Loss	–	–	–	(11,552)	(11,552)

Balance as of August 31, 2025	6,000,000	$600	$–	$(23,256)	$(22,656)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended August 31, 2026	For the Nine Months ended August 31, 2025
Cash Flows From Operating Activities
Net income/(loss)	$598	$(24,009)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of right-of-use assets	8,928	–
Changes in operating assets and liabilities:
Accounts Receivable	–	1,333
Prepaid Expenses	107	(2,375)
Accrued Expenses	(1,341)	20,333
Lease Liabilities	(3,928)	–
Net cash provided by/(used in) operating activities	$4,364	$(4,718)

Cash Flows From Financing Activities
Other Payables - Related Party	6,000	–
Net cash provided by/(used in) financing activities	$6,000	$–

Net change in cash	10,364	(4,718)
Cash, beginning of period	1,185	9,863
Cash, end of period	$11,549	$5,145

Supplemental cash flow information
Cash paid for interest expense	$–	$–
Cash paid for taxes	$–	$500

The accompanying notes are an integral part of these unaudited condensed financial statements.

CYBRIATECH INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2026

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

The Company’s executive office is located at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The company incurred a profit of $598 for the Nine months ended August 31, 2026 and accumulated deficit of $30,211 and a working capital deficit of $29,611. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the Nine months ended August 31, 2026 are not necessarily indicative of the results that August be expected for the year ending November 30, 2026.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the period reported. Actual results August differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that August result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off.

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

Step 2 - Determine if Cybriatech controls each specified good or service

In accordance with ASC 606-10-55-37, an entity is a principal if it controls the specific good or service before that good or service is transferred to a customer. The guidance further states that an entity that is a principal August satisfy its performance obligation to provide the specified good or service itself or August engage another party to satisfy some or all of the performance obligation on its behalf.

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

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms August include optional extension periods when it is reasonably certain that those options will be exercised.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that August be used to measure fair value:

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of August 31, 2026, 2025 tax year generally remain subject to examination by federal and state authorities.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers August elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

Note 4 – Related Party Transactions

As of August 31, 2026, the sole director of the Company, Hongyan Yu advanced $16,000 to the Company for its operation use, and also paid $1,843 on behalf of the Company for its incorporation costs and other miscellaneous fees, which are unsecured and non-interest bearing and are repayable on demand. The amount is recorded in the current liabilities section of the balance sheet.

As of August 31, 2026, the Company accrued a salary compensation of $20,000 for CEO services provided by Hongyan Yu. The amount is recorded in the current liabilities section of the balance sheet.

Note 5 – Equity

Common Shares

As of August 31, 2026, the Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. All shares have equal voting rights, are non-assessable, and have one vote per share.

On September 23, 2024, the Company issued Hongyan Yu 6,000,000 shares of common stock of the Company at par value of $0.0001 per share for a total value of $600, for the incorporation cost paid by Hongyan Yu.

As of August 31, 2026 and November 30, 2025, the Company has 6,000,000 and 6,000,000 shares, respectively, of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2024, the Company entered into an office lease for an office at B2, 6/F, Phase-2 Hang Fung Industrial Building 2G, Hok Yuen Street, Hung Hom, Kowloon, Hong Kong. The lease was renewed in September 2025 till September 2026. And the lease was renewed in September 2026 till September 2027. Since the Company intends to maintain the lease for more than twelve months, the Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use (“ROU”) assets based on the present value of the minimum rental payments of such lease during the three months ended August 31, 2026.

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

ROU assets at August 31, 2026 and 2025 were $0 and $11,868, respectively. Short-term and long-term operating lease liabilities were $5,000 and $0 at August 31, 2026, respectively. Short-term and long-term operating lease liabilities were $11,868 and $0 at August 31, 2025, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For the Three Months Ended August 31, 2026	For the Three Months Ended August 31, 2025	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025
Lease expenses
Operating lease expenses	$3,000	$3,000	$9,000	$9,000
Short-term lease expenses	–	–	–	–
Total lease cost	$3,000	3,000	$9,000	$9,000
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	3,000	3,000	9,000	9,000
Weighted-average remaining lease term (in years):
Operating lease	–	–	–	–
Weighted-average discount rate:
Operating lease	3.0%	3.0%	3.0%	3.0%

Future minimum lease payments required under operating lease are as follows:

Twelve months ending August 31, 2027	12,000
Total payments	$12,000

Note 7 – Income Tax

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. U.S. federal income tax rate is 21.0%.

The federal and state income tax provision (benefit) for the three and Nine months ended August 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended August 31, 2026	For the Three Months Ended August 31, 2025	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025
Current:
Federal	$–	$–	$–	$–
State	–	–	–	–
Total current	–	–	–	–
Deferred
Federal	–	–	–	–
State	–	–	–	–
Total deferred	–	–	–	–
Income tax provision	$–	$–	$–	$–

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

Note 8 – Major Customers and Concentration of Credit Risk

For the three months ended August 31, 2026 and 2025, one and one customers accounted for 100% and 100%, respectively, of the Company’s total revenues. For the Nine months ended August 31, 2026 and 2025, one and three customers accounted for 100% and 100%, respectively, of the Company’s total revenues.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three and Nine months ended August 31, 2026 and 2025, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of August 31, 2026 and 2025.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), subsequent to the balance sheet date of August 31, 2026, the Company renewed its existing office lease in September 2026. The renewed lease covers the period from September 2026 to September 2027 with substantially identical lease terms as the prior lease agreement.

In accordance with ASC 842, the renewed lease is classified as an operating lease. The related right-of-use asset and operating lease liability will be recognized upon commencement of the renewed lease in the subsequent fiscal period. No right-of-use asset or lease liability related to the renewed lease was recognized as of August 31, 2026, as the renewed lease had not been executed or commenced as of the reporting date.

The Company has evaluated all subsequent events through the date the financial statements were issued, and no other material subsequent events require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “August,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

For the Three Months Ended August 31, 2026 and 2025:

Revenues

For the three months ended August 31, 2026, the Company generated revenue in the amount of $2,320. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

For the three months ended August 31, 2025, the Company generated revenue in the amount of $9,000. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

General and Administrative Expenses

For the three months ended August 31, 2026, the Company had general and administrative expenses in the amount of $7,659. These were primarily comprised of office rent expense, and auditing fees.

For the three months ended August 31, 2025, the Company had general and administrative expenses in the amount of $20,552 . These were primarily comprised of office rent expense, auditing fees, and employee wages.

Net Income/(Loss)

Our net loss for the three months ended August 31, 2026, was $5,339. Our net loss for the three months ended August 31, 2025, was $11,552.

For the Nine Months Ended August 31, 2026 and 2025:

Revenues

For the Nine months ended August 31, 2026, the Company generated revenue in the amount of $30,000. The revenue was generated as a result of the Company having provided marketing consulting services to one customer.

For the Nine months ended August 31, 2025, the Company generated revenue in the amount of $33,667. The revenue was generated as a result of the Company having provided marketing consulting services to three customers.

General and Administrative Expenses

For the Nine months ended August 31, 2026, the Company had general and administrative expenses in the amount of $29,402. These were primarily comprised of office rent expense, and auditing fees.

For the Nine months ended August 31, 2025, the Company had general and administrative expenses in the amount of $57,676. These were primarily comprised of office rent expense, auditing fees, and employee wages.

Net Income/(Loss)

Our net income for the Nine months ended August 31, 2026, was $598. Our net loss for the Nine months ended August 31, 2025, was $24,009.

Cash Provided by/(Used in) Operating Activities

During the Nine months ended August 31, 2026, net cash provided by operating activities was $4,364. For the Nine months ended August 31, 2026, cash provided by operating activities was mainly attributable to the net income and amortization of right-of-use assets, partially offset by the decrease in lease liabilities, decrease in other payables to a non-related party.

During the Nine months ended August 31, 2025, net cash used in operating activities was $4,718. For the Nine months ended August 31, 2025, cash used in operating activities was mainly attributable to the net loss and increase in prepaid expenses, partially offset by the increase in accrued expenses and a decrease in accounts receivable.

Cash Provided by Financing Activity

During the Nine months ended August 31, 2026, net cash provided by financing activities was $6,000. Our sole officer and director, Hongyan Yu, advanced $6,000 to the Company for its payment of expenses.

During the Nine months ended August 31, 2025, net cash provided by financing activities was $0.

Liquidity and Capital Resources

Our cash and cash equivalents are $11,549 as of August 31, 2026. We estimate that, assuming that we will not have any new clients or new contracts with our existing clients, the minimum period of time that the Company will be able to conduct current level of operations using currently available capital resources are approximately three months, based on our estimate of the Company’s operating expenses around $3,000 each month which mainly consists of the lease expense and general and administrative expense.

Management plans to fund operations of the Company through advances from existing shareholders, private placement of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as a business combination or other profitable investment August be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, operating income, and further issues of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditure relating to: (i) developmental expenses associated with our AI development tool; (ii) marketing expenses; and (iii) expenses for maintaining the Company as a publicly reporting company. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine month period ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CYBRIATECH INC.

October 13, 2026	By: /s/ Hongyan Yu
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

